Form 10QSB
period 2000-09-30
ENVIRO RECOVERY INC
filed 2001-01-25
CIK 1038800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.


                        Commission file number 000-29223
                                               ---------


                              ENVIRO RECOVERY, INC
                   -----------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Texas                                    33-0507697
         -------------------------------               ----------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)


               2200 E. Lake Shore Drive, Ashland, Wisconsin 54806
              ---------------------------------------------------
                    (Address of principal executive offices)


                                 (715) 685-9663
                       ----------------------------------
                           (Issuer's telephone number)

                                       N/A
                         -----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 23, 2001, the issuer had 101,016,803 shares of common stock, par value $.0001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                Yes _____        No   X

PART I -   FINANCIAL INFORMATION
------     ---------------------

Item 1. -  Financial Statements








                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                                Table of Contents

                                                                   Page

Independent Accountants' Report                                     1

Consolidated Balance Sheets                                         2

Consolidated Statements of Operations                               4

Consolidated Statements of Stockholders' Equity (Deficit)           5

Consolidated Statements of Cash Flows                               7

Notes to Consolidated Financial Statements                          9

                         Independent Accountants' Report


Board of Directors and Stockholders
Enviro-Recovery, Inc. and Subsidiaries
Ashland, Wisconsin

We have reviewed the accompanying consolidated balance sheets of Enviro-Recovery, Inc. (a Texas Corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, and the related statements of stockholders' equity and cash flows for the nine months ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The consolidated financial statement as of December 31, 1999 was audited by us and we expressed an unqualified opnion on it in our report dated August 4, 2000, but we have not performed any auditing procedures since that date.

/s/  VIRCHOW, KRAUSE & COMPANY LLP
---------------------------------
VIRCHOW, KRAUSE & COMPANY LLP

Green Bay, Wisconsin
January 4, 2001

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets
                September 30, 2000 and 1999 and December 31, 1999
                      (See Independent Accountants' Report)



ASSETS                             September 30,  September 30,    December 31,
                                            2000           1999            1999
                                      (Reviewed)     (Reviewed)     (Audited)
                                     ----------     ----------     ---------
Current assets
     Cash                         $         -      $   102,556    $     17,374
     Receivables:
         Trade                        101,063           45,453          66,256
         Other                         12,689            3,421           4,282
     Inventories                    1,433,578        1,058,735       1,280,430
     Prepaid expenses                  68,448          130,464          66,962
                                    ---------       ----------      ----------

Total current assets                1,615,778        1,340,629       1,435,304
                                    ---------        ---------       ---------

Property and equipment
     Land and improvements             28,665           25,336          25,336
     Buildings and improvements       940,315          938,080         940,315
     Equipment                      2,621,381        2,822,324       2,824,476
     Vehicles                         143,627          141,627         143,627
     Office equipment                  42,731           38,637          39,863
                                    ---------       ----------       ---------
                                    3,776,719        3,966,004       3,973,617
         Less accumulated
            depreciation            1,052,636          809,243         805,965
                                    ---------       ----------       ---------

Net property and equipment          2,724,083        3,156,761       3,167,652
                                    ---------        ---------       ---------

Other assets
     Inventories in excess
        of amounts expected
        to be sold currently        1,682,895        1,085,540       1,503,119
     Other                            326,455          248,721         203,669
                                   ----------       ----------       ---------

Total other assets                  2,009,350        1,334,261       1,706,788
                                    ---------        ---------       ---------


Total assets                       $6,349,211       $5,831,651      $6,309,744
                                   ==========       ==========      ==========

See notes to consolidated financial statements.

(continued)

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets
                September 30, 2000 and 1999 and December 31, 1999
                      (See Independent Accountants' Report)


LIABILITIES AND
     STOCKHOLDERS' EQUITY            September 30,  September 30,   December 31,
                                              2000           1999           1999
                                        (Reviewed)     (Reviewed)      (Audited)
                                       ----------     ----------      ---------
Current liabilities
     Current maturities of notes
         payable to stockholders        $2,283,725     $2,311,129    $2,503,391
     Current maturities of
         notes payable                     341,274        183,877       210,998
     Cash overdraft                          9,149           -             -
     Trade accounts payable                472,589        371,581       445,807
     Customer deposits                       9,607        145,510        75,007
     Other liabilities                     241,360        192,318       253,093
                                        ----------     ----------    ----------

Total current liabilities                3,357,704      3,204,415     3,488,296
                                         ---------      ---------     ---------

Long-term liabilities
     Notes payable to stockholders            -           237,300        90,000
     Notes payable                        442,364         771,278       711,792
                                        ----------     ----------    ----------

Total long-term liabilities                442,364      1,008,578       801,792
                                        ----------      ---------    ----------

Total liabilities                        3,800,068      4,212,993     4,290,088
                                         ---------      ---------     ---------

Stockholders' equity Common stock,
       $.0001 par value:
       Authorized - 250,000,000
       shares                               10,029          6,400         7,108
     Common stock, subscribed               10,000           -          645,000
     Additional paid-in capital         10,970,818      7,573,456     7,736,288
     Accumulated deficit                (8,441,704)    (5,961,198)   (6,368,740)
                                        ----------     ----------    ----------

Total stockholders' equity               2,549,143      1,618,658     2,019,656
                                         ---------      ---------     ---------
Total liabilities and
     stockholders' equity               $6,349,211     $5,831,651    $6,309,744
                                        ==========     ==========    ==========

See notes to consolidated financial statements.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES


                      Consolidated Statements of Operations
                   For the Three Months and Nine Months Ended
                           September 30, 2000 and 1999
                      (See Independent Accountants' Report)


                               2000           2000          1999           1999
                              Three           Nine         Three           Nine
                             Months         Months        Months         Months
                             ------         ------       ------          ------
Revenue                   $ 189,899    $   463,652    $  178,600    $   734,212

Cost of revenue             306,905        979,650       333,031        957,054
                          ---------    -----------    ----------    -----------

Gross loss                 (117,006)      (515,998)     (154,431)      (222,842)

Operating expenses          390,515      1,304,546       650,102      1,439,561
                          ---------    -----------    ----------    -----------

Loss from operations       (507,521)    (1,820,544)     (804,533)    (1,662,403)

Other income (expense):
   Interest expense         (74,644)      (258,809)     (124,703)      (273,412)
   Interest income            1,066          7,081         1,312          5,282
   Gain (loss) on
     disposal of
     property and
     equipment               16,089        (14,623)         --             --
   Other income                --           13,931          --            3,662
                          ---------    -----------    ----------    -----------

Other expense - net         (57,489)      (252,420)     (123,391)      (264,468)
                          ---------    -----------    ----------    -----------

Net loss                  $(565,010)   $(2,072,964)   $ (927,924)   $(1,926,871)
                          =========    ===========    ==========    ===========
Basic and diluted
   loss per share         $    (.01)   $      (.02)   $     (.01)   $      (.04)
                          =========    ===========    ==========    ===========


See notes to consolidated financial statements.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 2000 and 1999
                      (See Independent Accountants' Report)


   Common Stock
-----------------------
                            Shares         Shares         Stock     Subscribed
                            Issued       Subscribed       Amount      Amount
                            ------       ----------       ------    ----------

Balances,
   December 31, 1998      34,344,636          --      $     3,435   $      --

Stock issued              29,650,975          --            2,965          --

Net loss                        --            --             --            --
                         -----------   -----------    -----------   -----------

Balances,
    September 30, 1999    63,995,611          --      $     6,400   $      --
                         ===========   ===========    ===========   ===========

Balances,
    December 31, 1999     71,081,770     6,450,000    $     7,108   $   645,000

Stock issued              29,208,033   (10,450,000)         2,921    (1,045,000)

Stock subscribed                --       4,100,000           --         410,000

Net loss                        --            --             --            --
                         -----------   -----------    -----------   -----------

Balances,
    September 30, 2000   100,289,803       100,000    $    10,029   $    10,000
                         ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

(continued)

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 2000 and 1999
                      (See Independent Accountants' Report)

                                                                      Total
                           Additional                             Stockholders'
                            Paid-in             Accumulated           Equity
                            Capital               Deficit            (Deficit)
                           ----------          -------------     ---------------

Balances,
   December 31, 1998        $3,774,442         $(4,034,327)         $  (256,450)

Stock issued                 3,799,014                -               3,801,979

Net loss                          -             (1,926,871)          (1,926,871)
                        --------------          ----------           ----------

Balances,                   $7,573,456         $(5,961,198)          $1,618,658
    September 30, 1999      ==========         ===========           ==========

Balances,
   December 31, 1999        $7,736,288         $(6,368,740)          $2,019,656

Stock issued                 3,234,530                -               2,192,451

Stock subscribed                    -                   -               410,000

Net loss                            -             (2,072,964)        (2,072,964)
                            ----------          ----------            ----------

Balances,                   $10,970,818         $(8,441,704)         $2,549,143
   September 30, 2000       ===========         ===========          ==========



See notes to consolidated financial statements.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                      (See Independent Accountants' Report)


                                                         2000           1999
                                                         ----           ----
Cash flows from operating activities
     Net loss                                         $(2,072,964) $(1,926,871)
     Adjustments to reconcile net loss to net
         cash used for operating activities:
              Depreciation                                343,998      434,963
              Amortization                                  1,364        5,921
              Loss on disposal of property and
                equipment                                  14,623         --
              Issuance of common stock for services          --         27,039
              Changes in certain assets and
                liabilities:
                  Receivables                             (43,214)     (38,567)
                  Inventories                            (332,924)    (465,602)
                  Prepaid expenses                         (1,486)      15,984
                  Accounts payable                         26,782     (221,632)
                  Customer deposits                       (65,400)      (8,300)
                  Other liabilities                       (11,734)      14,936
                                                      -----------  -----------

Net cash used for operating activities                 (2,140,955)  (2,162,129)
                                                      -----------  -----------

Cash flows from investing activities
     Purchase of property and equipment                   (70,900)    (734,515)
     Proceeds from sale of property and equipment         155,848         --
     Loans made                                          (123,400)     (76,079)
     Payment of trademark costs                              (750)        --
                                                      -----------  -----------

Net cash used for investing activities                    (39,202)    (810,594)
                                                      -----------  -----------

Cash flows from financing activities
     Proceeds from debt                                    95,000         --
     Retirement of long-term debt                        (543,817)     (61,255)
     Issuance of common stock                           2,192,451    2,934,987
     Common stock subscribed                              410,000         --
                                                      -----------  -----------

Net cash provided by financing activities               2,153,634    2,873,732
                                                      -----------  -----------


See notes to consolidated financial statements.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                  Nine Months Ended September 30, 2000 and 1999
                      (See Independent Accountants' Report)




                                                  2000                  1999
                                                  ----                  ----

Net decrease in cash                           $  (26,523)             $(98,991)

Cash, beginning                                    17,374               201,547
                                                ---------              --------

Cash (overdraft), ending                       $   (9,149)             $102,556
                                               ==========              ========


Supplemental cash flow information

     Cash paid for interest                      $236,202              $234,400

Noncash financing activities

     Loans from stockholders in the amount of $839,953 were converted into common stock during 1999.

     During 1999, the Company issued common stock in exchange for services. Shares issued were 268,395. The value of the shares issued was $27,039.



See notes to consolidated financial statements.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 1.  Company's activities and significant accounting policies

          Company's activities - The Company is engaged primarily in the production of lumber and wood products from old growth forest timber recovered from the bottom of the lakes and rivers of North America. Lumber sales are made to customers located mainly in the upper Midwestern region of the United States.

          Principles of consolidation - The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Those subsidiaries include:

                                                              Ownership
                                                              Interest
                                                              --------
               Resource Recovery, Inc.                          100%
               Superior Water Logged Lumber Company, Inc.       100%
               Resource Recovery of Wisconsin, Inc.             100%
               Viking Marine, Inc.                               75%

          All significant intercompany balances and transactions have been eliminated.

          Revenue recognition - The Company recognizes revenue from production of lumber upon delivery to the customer.

          Use of estimates in preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

          Inventories - Inventories are stated at the lower of cost or market. The cost of inventory is determined on the first-in, first-out (FIFO) method.

          Property, equipment and depreciation - Property and equipment are stated at cost. Depreciation for financial reporting purposes is provided over the estimated useful lives of the respective assets using the straight-line and accelerated methods.

          Earnings (loss) per share - Earnings (loss) per share is calculated based on net income (loss) and weighted average number of shares outstanding during the period. For all periods the computation of diluted earnings (loss) per share was antidilutive, therefore, the amounts reported for basic and diluted earnings (loss) per share were the same.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 1.  Company's activities and significant accounting policies (continued)

          Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of inventories for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

          Stock-based compensation - The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

          In 1996, FAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 10 for pro forma disclosures required by FAS 123 plus additional information on the Company's stock option plans.


Note 2.  Going concern

          The September 30, 2000 and 1999 and December 31, 1999 financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and to receive continued financial support from its stockholders and other investors. The Company has suffered recurring losses and negative cash flow from operations, conditions that raise substantial doubt about the Company's ability to continue as a going concern. Management is of the opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become payable.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 3.  Fair value of financial instruments

          Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt approximates fair value because these financial instruments bear interest at rates which approximate current market rates for notes with similar maturities and credit quality.


Note 4.  Inventories

          Inventories consisted of the following at:

                                    September 30,   September 30,   December 31,
                                             2000            1999           1999
                                     (Reviewed)      (Reviewed)      (Audited)
                                     ----------      ----------     ---------

                  Raw materials      $   359,940     $   305,010    $   432,616
                  Retail inventory        36,873          25,000         38,431
                  Work in process        895,013         460,993        671,745
                  Finished goods       1,824,647       1,353,272      1,640,757
                                       ---------       ---------      ---------

                  Total inventories   $3,116,473      $2,144,275     $2,783,549
                                      ==========      ==========     ==========


Note 5.  Investments in Brazilian operations

          The Company entered into an agreement, dated July 27, 1998 and amended on March 3, 1999 to acquire the holding rights of two Brazilian companies to timber in Lake Tucurui, Brazil. Under the July 27, 1998 agreement the Company paid a total of $149,046. $84,746 was paid for the consideration of obtaining first right of refusal on all wood recovered from Lake Tucurui and the bandmill owned by Know-How Maderias, an operating sawmill. In addition, the Company had funded an additional $64,300 for the purchase of Lamituc Comercial Itda, R.Cortes Real Barros, and Know-How Maderias. Either the Company or the Brazilian parties may terminate the agreement at any time after May 7, 1999. If either party terminates the agreement, the Brazilian parties shall refund the $64,300 associated with the payments to acquire the Brazilian companies. As of September 30, 2000, the Company has not received notice from the Brazilian parties of termination and the Company has not sent notice of termination to the Brazilian parties.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 5.  Investments in Brazilian operations (continued)

          The delay in completion of the acquisition of rights was primarily due to delays in the release of the timber contracts to the Brazilian parties by the Brazilian government. The Brazilian parties received the timber contracts in February 2000. The Company is continuing discussions with the Brazilian parties and new funding sources. At September 30, 2000 and 1999 the payments under these agreements are included in other assets.

          On June 14, 2000, the Company entered into a joint venture with EcoWood, Ltd., providing Enviro-Recovery with the rights to submerged logs in the Amazon River and tributaries in the State of Para. According to EcoWood representations in the joint venture agreement,
          1) there is between 10 and 60 million cubic meters of logs in the areas covered by the recovery licenses based on EcoWood research and
          2) EcoWood has rights to recover the logs from the Amazon River system. Under the joint venture agreement, EcoWood shall recover and process logs exclusively for Enviro-Recovery. Enviro-Recovery will finance log retrieval and milling operations and develop export markets for the environmentally safe wood products. Enviro-Recovery retains the earnings of the joint venture. The Company loaned EcoWood, Ltd. $123,400 for business development which is included in other assets at September 30, 2000.


Note 6.  Notes payable to stockholders

          Notes payable to stockholders consisted of the following at:

                                      September 30, September 30,  December 31,
                                              2000          1999          1999
                                        (Reviewed)   (Reviewed)    (Audited)
                                        ----------   ----------    ---------
        Note to Jack Lowry, with
        interest at 2% over prime,
        due April 2000.  The note is
        secured by real estate.          $300,000      $300,000      $300,000

        24% note to First Capital
        Services, Inc.  The note was
        due April 1999.                   250,000       250,000       250,000

        24% note to First Capital
        Services, Inc.  The note was
        due September 1999.                  -          350,000       350,000

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 6.  Notes payable to stockholders (continued)

                                       September 30, September 30,  December 31,
                                                2000          1999          1999
                                         (Reviewed)     (Reviewed)   (Audited)
                                         ----------     ----------   ---------

          8.50% unsecured note
          payable to William and
          Reeva Heide. Interest only
          payments were due during
          the first year. Principal
          payment of $10,000,
          plus interest, is payable
          in each of the second,
          third and fourth years,
          with the remaining
          balance, plus interest,
          payable in the fifth year
         (May 2001).                          $100,000     $100,000  $100,000

          8% unsecured note payable
          to Jerry and Jane Immel
          in quarterly payments of
          $1,200 the first year,
          $1,800 the second year,
          and $2,400 the third year,
          with a balloon payment of
          $7,993, including interest
          on October 1, 1999.                   5,835       15,539     10,501

          8% unsecured note to
          Steven Schock. The note is
          due December 2000.                  137,300      137,300    137,300

          9% note to Thomas Evinrude.
          The note is due August 2000
          and is secured by a first
          priority security interest
          in specific property and
          a general security interest.      1,395,590    1,395,590  1,395,590

          Interest free unsecured
          notes due on demand.                 95,000           -      50,000
                                            ---------    ---------  ---------
                                            2,283,725    2,548,429  2,593,391
          Less current maturities           2,283,725    2,311,129  2,503,391
                                            ---------    ---------  ---------

          Long-term portion               $       -    $   237,300 $   90,000
                                          ===========  =========== ==========

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 7.  Notes payable

         Notes payable consisted of the following at:

                                     September 30,  September 30,   December 31,
                                             2000           1999           1999
                                       (Reviewed)     (Reviewed)    (Audited)
                                      ----------     ----------     ---------

          15.6% note payable
          to Edge Tech payable
          in monthly payments of
          $2,490. The note was
          due June 1999 and is
          secured by equipment.        $      -      $     -      $     8,770

          10.25% note to Northern
          States Power Company
          payable in monthly
          payments of  $1,069,
          including interest.
          The note is due October
          2001 and is secured
          by real estate.               24,818         33,774           30,614

          10% note payable to
          Northern States Power
          Company in monthly
          payments of $2,295,
          including interest.
          The note is due May
          2003 and is secured
          by real estate.              87,381        103,781           97,990

          Note payable at 2%
          over prime to M&I
          Bank in monthly
          payments of $6,700,
          including interest.
          The note is due
          January 2001 and is
          secured by a general
          business security
          agreement.                 197,232        246,790          239,820

          Note payable at 2.5%
          over prime to M&I
          Bank in monthly
          payments of $682,
          including interest.
          The note is due June
          2006 and is secured
          by a general business
          security agreement.        39,147         42,888           42,575

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


Note 7.  Notes payable (continued)

                                     September 30,  September 30,   December 31,
                                             2000           1999           1999
                                       (Reviewed)     (Reviewed)    (Audited)
                                      ----------     ----------     ---------

          Advances under a
          $350,000, 4% note
          to the Department
          of Development.
          The note is payable
          in monthly payments
          of $5,400, including
          interest to December
          2004, at which time
          the remaining balance
          is due. The note is
          secured by accounts
          receivable, inventory,
          intangibles and
          waterway rights.            $289,207        $333,021       $319,902

          Advances under a
          $100,000, 7.5% note
          to Northwest WI Business
          Development Co. Monthly
          principal and interest
          payments of $1,624 are
          due through February
          2004. The note is
          secured by a general
          business security
          agreement and personal
          guarantees of Scott
          Mitchen and Robert Holland.  86,665          98,423         97,299

          Notes payable in monthly
          payments currently
          totaling $3,913, including
          interest ranging from 4% to
          10.5%, due 2000 through
          2004. The loans are secured
          by specific equipment.       59,188          96,478         85,820
                                     --------        --------        -------
                                      783,638         955,155        922,790
          Less current maturities     341,274         183,877        210,998
                                      -------         -------        -------

          Long-term portion          $442,364        $771,278       $711,792
                                     ========        ========       ========

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 7.  Notes payable (continued)

          Maturities of long-term debt at September 30, 2000 are as follows:

                  September 30,
                       2001                        $341,274
                       2002                         130,022
                       2003                         130,115
                       2004                         112,780
                       2005                          56,598
                     Thereafter                      12,849
                                                  ---------

                       Total                       $783,638
                                                   ========


Note 8.  Income taxes

          Significant components of the Company's deferred tax asset are as follows at:

                                      September 30,   September 30, December 31,
                                              2000            1999         1999
                                        (Reviewed)     (Reviewed)    (Audited)
                                       ----------     ----------    ---------

         Net operating loss            $1,693,000     $1,180,000    $1,203,000
         Section 263A adjustment
            for inventory                  19,000         17,000        18,000
                                       ----------    -----------    -----------
         Total deferred tax assets      1,712,000      1,197,000     1,221,000
         Valuation allowance for
            deferred tax asset         (1,712,000)    (1,197,000)   (1,221,000)
                                       ----------     ----------    ----------

         Net deferred tax asset        $      -       $      -              -
                                       ==========     ==========    ==========

          At September 30, 2000, the Company had approximately $8,000,000 of net operating loss carryforwards for income tax purposes that expire from the years 2007 to 2020.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 8.  Income taxes (continued)

          The Company's income tax benefit differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes as follows:

                                                    September 30,  September 30,
                                                           2000           1999
                                                           ----           ----
           U.S. federal income tax benefit
              at federal statutory rate               $366,000       $205,000
           State income taxes net of federal
              income tax effect                        125,000        102,000
           Increase of valuation allowance for
              deferred  tax assets                    (491,000)      (307,000)
                                                      --------       --------

           Total benefit from income taxes            $     -        $     -
                                                      ========       ========


Note 9.  Earnings (loss) per share

          Basic and diluted loss per share for the nine months ended September 30, 2000 and 1999 were calculated as follows:

                                                      2000          1999
                                                      ----          ----
          Numerator
             Net loss - numerator for basic
                and diluted loss per share        $(2,072,964)   $(1,926,871)
                                                  ===========    ===========

          Denominator
             Denominator for basic loss per
                share - weighted average shares    85,685,787     49,170,124

             Effect of dilutive securities
                - options and warrants              7,591,937      8,280,103
                                                    ---------      ---------

          Denominator for diluted loss per
             share - weighted average shares
             and dilutive potential common
             shares                                93,277,724     57,450,227
                                                   ==========     ==========

          Loss per share:
             Basic                                      $(.02)         $(.04)
             Diluted                                    $(.02)         $(.04)

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 9.  Earnings (loss) per share (continued)

          There were an additional 8,158,000 and 7,895,000 shares of stock from options and warrants not included in the denominators effect of dilutive securities due to their exercise price exceeding the market price on September 30, 2000 and 1999, respectively.

          As a result of net losses, the inclusion of options and warrants were antidilutive and, therefore, were not utilized in the computation of diluted loss per share.


Note 10. Stock option plans

          The Company has two stock option plans established on June 5, 1998, under which non-qualified and qualified stock options may be granted to certain employees and non-employee stockholders. Each option allows for purchase of one common share of the Company.

          Qualified plan - employees - This plan calls for immediate vesting of options granted on June 5, 1998 with either a four or five year vesting schedule for additional options to be granted. The exercise price of the options granted and vested on June 5, 1998 at December 31, 1998 is $.10 per share. The exercise price for subsequent options will be the closing market price on the day before the option vest (June 5) of each succeeding year. These options will expire on termination of employment or on June 4, 2005.

          Non-qualified plans - non-employee and stockholders - This plan calls for immediate vesting of options. The exercise price for current and subsequent options varies from $.10 to market at specified dates. The options under this plan expire at various dates.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 10. Stock option plans (continued)

         Presented below is a summary of stock option plans activity for the periods shown:

                                                                     Weighted                         Weighted
                                                   Options            Average        Options           Average
                                                 Outstanding         Exercise       Exercisable       Exercise
                                                  (In 000's)           Price        (In 000's)         Price
                                                 -----------         ---------      -----------       ---------
             Qualified plan
              Balance, December 31, 1998               9,670           $  .16             4,640         $  .10
                Granted                                 -                  -
                Expired                               (3,680)             .19
                                                     -------            -----
              Balance, September 30, 1999              5,990              .14             4,345         $  .11
                Granted                                 -                   -
                 Expired                                -                   -
                                                   ---------           ------
              Balance, December 31, 1999               5,990              .14             4,345         $  .11
                 Granted                                -                   -
                                                   ---------           ------

              Balance, September 30, 2000              5,990           $  .14             4,860         $  .13
                                                       =====           ======


                                                                     Weighted                         Weighted
                                                   Options            Average        Options           Average
                                                 Outstanding         Exercise       Exercisable       Exercise
                                                  (In 000's)          Price          (In 000's)        Price
                                                 -----------         --------       -----------       --------
         Non-qualified plan
         Balance, December 31, 1998                   12,665           $  .33             5,665         $  .10
            Granted                                    6,850              .22
                                                      ------           ------
         Balance, September 30, 1999                  19,515              .29            12,515         $  .23
            Granted                                    1,000              .18
                                                     -------           ------
         Balance, December 31, 1999                   20,515              .28            12,515         $  .23
            Granted                                    7,066              .18
                                                     -------            -----

         Balance, September 30, 2000                  27,581            $ .26            12,811          $ .23
                                                      ======            =====

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 10. Stock option plans (continued)

         The following table summarizes information for options outstanding and exercisable at September 30, 2000:

                                   Options Outstanding
                                   --------------------
           Range of            Number     Weighted Average      Weighted Average
           Prices             (In 000's)   Remaining Life       Exercise Price
           ------             ---------    --------------      --------------
               $.10 - .25       26,076            3.39 years            $ .14
                .26 - .50        6,850            2.26 years              .45
                .51 - 1.00         350             .25 years             1.00
               1.01 - 3.00         295             .14 years             3.00
               -----------    --------          ------------            -----
               $.10 - 3.00      33,571            2.10 years            $ .24

                                     Options Exercisable
                                     -------------------
           Range of           Number               Weighted Average
          Prices             (In 000's)            Exercise Price
          ------             ---------             --------------
               $.10 - .25       15,176                        $ .11
                .26 - .50        1,850                          .33
                .51 - 1.00         350                         1.00
               1.01 - 3.00         295                         3.00
               -----------    --------                         ----
               $.10 - 3.00      17,671                        $ .20

          Pro forma fair value disclosures - Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's net loss and loss per share for the nine month periods ended September 30, would have been impacted as shown in the following table:

                                                           2000            1999
                                                           ----            ----

            Reported net loss                       $(2,072,964)    $(1,926,871)
            Pro forma net loss                       (2,342,209)     (2,039,222)
            Reported diluted loss per share                (.02)           (.04)
            Pro forma diluted loss per share               (.03)           (.05)

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 10. Stock option plans (continued)

              The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions at September 30:

                                                  2000             1999
                                                  ----             ----

                  Expected life of option            3 years          3 years
                  Risk-free interest rate            6%               6%
                  Expected volatility of
                     Enviro-Recovery, Inc.          30%              30%
                  Expected dividend yield
                     on Enviro-Recovery,
                     Inc. stock                      0%               0%

          The weighted average fair value of options granted during the nine months ended September 30, 2000 and 1999 is follows:

                                                   2000             1999
                                                   ----             ----

                  Fair value of each
                     option granted                      $ .089          $ .064
                  Total number of
                     options granted              7,066,000       6,850,000

          In accordance with FAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Enviro-Recovery, Inc. stock. Such an increase in stock price would benefit all stockholders commensurately.


Note 11. Warrants and convertible loan

          On March 25, 1999, the Company issued 500,000 warrants for consideration for raising money for the Company. These warrants have a conversion price of $.34 per share. These warrants were exercised in February 2000.

          During 1998, the Company issued 1,120,000 warrants for individuals providing a loan and collateral on a loan. 1,000,000 of the warrants have a conversion price of $.10 and expire September 23, 2000. 120,000 of the warrants have a conversion price of $1.00 and expire March 24, 2004.

                     ENVIRO-RECOVERY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Note 11. Warrants and convertible loan (continued)

          Thomas Evinrude shall have the right at any time prior to maturity at his option, to convert, any portion or all of the outstanding principal amount and accrued but unpaid interest on his note payable (see Note 6) into fully paid and non-assessable shares of common stock of the Company at the conversion rate of $.30 per share of such common stock.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


         This Form 10-QSB contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Results of Operations

         Revenues for the three months ended September 30, 2000 were $189,899 compared to $178,600 for the three months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were $463,652 compared to $734,212 for the nine months ended September 30, 1999.

         Losses from operations for the three months ended September 30, 2000, were $507,521 compared to $804,533 for the three months ended September 30, 1999. Losses from operations for the nine months ended September 30, 2000 were $1,820,544 compared to $1,662,403 for the nine months ended September 30, 1999. Our net losses for the three months ended September 30, 200 was $565,010 and for the nine months ended September 30, 2000 were $2,072,964. Although there was improvement in the net loss of the three month period of fiscal year 2000 compared to the same period in fiscal year 1999, the net loss for the nine month period of fiscal year 2000 was $146,093 more than for the same period in fiscal year 1999.

         Other net expenses were $57,489 for the three months ended September 30, 2000 and $123,391 for the three months ended September 30, 1999. Other net expenses were $252,420 for the nine months ended September 30, 2000 and $264,468 for the nine months ended September 30, 1999. Of these amounts, interest expense was the single largest component. In the nine months ended September 30, 2000, there was also $14,623 of loss on the disposal of property and equipment.

         The overall decline in revenues and the increase in losses in fiscal year 2000 resulted from a number of factors. These include the following:
(a) the high fixed costs of operating our plant at less than break even points and other overhead costs that are not being covered by revenues, (b) the build up of inventories that have not yet been realized on, (c) the significant interest costs borne by the Company, and (d) disruptions in our sales efforts during the 2000 fiscal year. The Company is attempting to contain costs, improve plant utilization and improve its sales organization and generate sales. These efforts will depend on obtaining sufficient capital to fund operating costs and to be able to increase its marketing efforts and corporate exposure and to hire necessary personnel. There can be no assurance that the Company will be able to achieve these goals. If it does, the Company expects that revenues will increase and losses will be reduced.

Liquidity and Capital Resources

          The total assets of the Company at September 30, 2000 were $6,349,211 compared to $6,309,744 at December 31, 1999. The current assets at September 30, 2000 were $1,615,778 compared to current assets of $1,435,304 at December 31, 1999. The Company did not have any cash assets at September 30, 2000. Of the current assets, the Company had receivables of $113,752, inventory of $1,433,578 and prepaid expenses of $68,448. The increase in the assets to September 30, 2000 was made up primarily of an increase in inventory. We continued to increase inventory to reach minimum quantities of lumber for deliverable sales of 12 species and 3 grades of wood and of 15 different retail products.

         Net property and equipment for September 30, 2000 was $2,724,083, a decrease from December 30, 1999 of $3,167,652. This primarily was caused by a reduction in the amount of equipment.

         Current liabilities of the Company at September 30, 2000 were $3,357,704 and long-term liabilities were $442,364. These amounts were less than the current liabilities of $3,488,296 and long-term liabilities of $801,792 at December 31, 1999. Although the current liabilities remained about the same, there was a reduction in the current maturities of notes payable to stockholders as a result of conversion of notes to equity and customer deposits balanced against an increase in current maturities of notes payable and trade accounts payable. During fiscal year 2000 the Company reduced its long-term debt.

         The Company has a current working capital deficit of $1,741,926 and does not have any current cash. It has been funding working capital from the sale of equity securities.

          The Company has relied and will continue to rely on the sale of securities and borrowings to fund its operations. Because it is still developing its business and trying to establish a presence in the unique market of rare and historic woods, it will continue to require substantial amounts of capital. It is anticipated that when the Company can raise capital, it will sell additional debt and equity capital or combinations of the two. In connection with such sales of securities, it may have to issue warrants and other derivative instruments of its common stock to induce persons to invest in the Company. If we sell debt securities or borrow funds, the interest charges may have an adverse impact on working capital and cash flow. To the extent we grant security interests in our plant and equipment, we may be limited in our ability to incur additional debt. Currently, much of our asset base is subject to security interests. If we sell additional equity capital or issue common stock derivative securities, current investors will experience dilution, possibly at significant levels. Moreover, in connection with a future financing, the Company may be required to effect a recapitalization, subject to stockholder approval, which may have adverse financial consequences to the then current stockholders.

         The Company has no assured sources of capital at this time and does not expect to have any assured sources of capital in the future. To the extent that the Company is unable to fund its operations or develop it business plan, it will have to modify the plan and reduce operations. Because of the substantial accumulated deficit and the continuing losses, it is possible that the Company may have to curtail its operations in the future if it is unable to raise sufficient funds from capital sources or sales.

     The financial statements in this report have been prepared on the going concern basis. See Note 2 to the financial statements.

Year 2000 Compliance

         The Year 2000 problem is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. If not corrected, this could result in system failures or miscalculations that could result in service or other interruptions. To date, we have not experienced any significant Year 2000 problems.

PART II -   OTHER INFORMATION

Item 6. -   Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ENVIRO RECOVERY, INC.

Dated: January 24, 2000              By: /s/ Jeffrey Schwartz
                                        ---------------------
                                           Jeffrey Schwartz
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)